Form 10-K
period 2004-12-31
CNH WHOLESALE MASTER NOTE TRUST
filed 2005-03-29
CIK 1276843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

PART I

CNH Wholesale Master Note Trust (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated September 1, 2003 between CNH Wholesale Receivables LLC, formerly known as CNH Wholesale Receivables Inc. (the “Transferor”), and The Bank of New York, as owner trustee.  CNH Capital America LLC, formerly known as Case Credit Corporation (the “Servicer”), is the Servicer under a Transfer and Servicing Agreement (the “Transfer and Servicing Agreement”) dated as of September 1, 2003 among the Servicer, the Transferor and the Trust.  The Trust issued Series 2003-1 of Class A and B Notes of $486 million and $36 million, respectively, and Series 2003-2 of Class A and B Notes of $486 million and $36 million, respectively (collectively, the “Notes”).  The Notes were issued pursuant to an Indenture dated as of September 1, 2003, between the Trust and JP Morgan Chase Bank, as indenture trustee, as supplemented by supplemental indentures for each series of Notes issued by the Trust.

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

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Servicer or the Owner Trustee, which were pending at December 31, 2004, other than ordinary routine litigation incidental to the Servicer’s duties under the Transfer and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Since the Seller has retained all of the Certificates, there is no market for the Certificates.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

CNH Capital America LLC owns 100% of the Certificates issued by the Trust, and CNH Capital America LLC owns 100% of the Seller’s membership interests.

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

(b)         Current Reports on Form 8-K filed during the year ending December 31, 2004 are dated January 22, February 25, March 17, April 19, May 21, June 16, July 19, August 19, September 15, October 18, November 15 and December 16, 2004.  On January 29, 2004, a Current Report on Form 8-K dated November 17, 2003 was filed.

(c)   See 15(a)(3) above.

(d)         Not applicable in reliance on the Relief Letter.

CNH WHOLESALE MASTER NOTE TRUST

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 12, 2005

CNH WHOLESALE MASTER NOTE TRUST

By:	CNH CAPITAL AMERICA LLC, as Administrator

By:	/s/ JOSEPH DOOLAN

Joseph Doolan
Controller

CNH WHOLESALE MASTER NOTE TRUST

EXHIBIT INDEX

Exhibit 31.1:     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1:     Management’s Assertion Concerning Compliance.

Exhibit 99.2:     Report of Independent Registered Public Accounting Firm.

Exhibit 99.3:     Officers’ Certificate as to Compliance