Form 10-K
period 2005-12-31
CNH WHOLESALE MASTER NOTE TRUST
filed 2006-03-30
CIK 1276843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-107999-01

(Commission File Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).: Yes ☐ No ☒

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

PART I

CNH Wholesale Master Note Trust (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated September 1, 2003 between CNH Wholesale Receivables LLC, formerly known as CNH Wholesale Receivables Inc. (the “Transferor”), and The Bank of New York, as owner trustee.  CNH Capital America LLC, formerly known as Case Credit Corporation (the “Servicer”), is the Servicer under a Transfer and Servicing Agreement (the “Transfer and Servicing Agreement”) dated as of September 1, 2003 among the Servicer, the Transferor and the Trust.  New Holland Credit Company, LLC (the “Sub-Servicer”), an affiliate of the Transferor, is the Sub-Servicer under a Sub-Servicing Agreement (the “Sub-Servicing Agreement”) dated as of June 29, 2005 between the Sub-Servicer and the Servicer.  The Trust issued Series 2003-1 of Class A and B Notes of $486 million and $36 million, respectively, Series 2003-2 of Class A and B Notes of $486 million and $36 million, respectively and Series 2005-1 of Class A and B Notes of $698 million and $52 million, respectively,  (collectively, the “Notes”).  Series 2003-1 and Series 2003-2 were issued pursuant to an Indenture dated as of September 1, 2003, between the Trust and JP Morgan Chase Bank, as indenture trustee, as supplemented by supplemental indentures for each series of  Notes issued by the Trust.  Series 2005-1 was issued pursuant to an Indenture dated as of  June 29, 2005, between the Trust and JP Morgan Chase Bank, as indenture trustee, as supplemented by supplemental indentures for each series of Notes issued by the Trust.  The Class A and B Notes of Series 2003-1 were paid in full on their maturity date of August 15, 2005.

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

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Servicer or the owner trustee, which were pending at December 31, 2005, other than ordinary routine litigation incidental to the Servicer’s duties under the Transfer and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Transferor has retained the Certificate representing ownership of the Trust.  There is no market for the Certificate.

Since the Trust does not pay dividends with respect to the Certificate, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the registrant.  See Item 15 for information with respect to distributions to Noteholders.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Transferor  owns the Certificate representing ownership of the Trust, and CNH Capital America LLC owns 100% of theTransferor’s membership interests.

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

(b)

Current Reports on Form 8-K filed during the year ending December 31, 2005 are dated January 18, February 17, March 17, April 18, May 18, June 17, July 18, August 19, September 19, October 19, November 21 and December 20, 2005.

(c)	See 15(a)(3) above.

(d)	Not applicable in reliance on the Relief Letter.

CNH WHOLESALE MASTER NOTE TRUST

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 2006

CNH WHOLESALE MASTER NOTE TRUST

By:	CNH Capital America LLC, as Administrator

By:	/s/ Michel Lecomte

Michel Lecomte
Chairman

CNH WHOLESALE MASTER NOTE TRUST

EXHIBIT INDEX

Exhibit 31.1:         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1:         Management’s Assertion Concerning Compliance.

Exhibit 99.2:         Report of Independent Registered Public Accounting Firm.

Exhibit 99.3:         Officers’ Certificate as to Compliance.